Form 10-K
period 2003-12-31
MORGAN STANLEY ABS CAPITAL I MORT PS-THR CER SER 2003-NC5
filed 2004-03-29
CIK 1236611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2003

                        Commission file number: 333-104046-02

          MORGAN STANLEY ABS CAPITAL I MORT PS-THR CER SER 2003 NC5
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-3291626
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1585 BROADWAY, 2ND FLOOR
           NEW YORK, NEW YORK                            10036
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.    [ x ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2003. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2003.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2003 the number of registered holders of all class of Certificates was 8.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A.  Controls and Procedures

     Not Applicable


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2003, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS A-2
     $100,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS A-3
     $211,716,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS M-1
     $63,818,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS M-2
     $55,276,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS M-3
     $17,588,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS B-1
     $13,065,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS B-2
     $11,055,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-NC5
     CLASS B-3
     $12,563,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Principal Accountant Fees and Services

               NOT APPLICABLE

     PART IV

    ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:


      Exhibit 31   Section 302 Certification

      Exhibit 99.1 Servicer's Annual Statement of Compliance for
      Year End December 31,2003

      Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2003

      Exhibit 99.3 Aggregate Statement of Distributions to
      Certificateholders for Year End December 31, 2003

    (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificate holders dated as of October 27,2003, and filed with the Securities and Exchange Commission on Form 8-K on October 29,2003.

     Monthly Remittance Statement to the Certificate holders dated as of November 25,2003, and filed with the Securities and Exchange Commission on Form 8-K on November 28,2003.

     Monthly Remittance Statement to the Certificate holders dated as of December 26,2003, and filed with the Securities and Exchange Commission on Form 8-K on January 6,2004.


     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     By: Morgan Stanley ABS Capital I Inc.,
                                     as Depositor on behalf of the Registrant


                                      By: _/s/:  Craig Phillips
                                                 Craig Phillips
                                                 President

     Date:  March 26, 2004


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2003.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2003.

      99.3 Aggregate Statement of Distributions to Certificateholders for Year End December 31, 2003